Form 10-K
period 1996-12-31
CS FIRST BOSTON MOR SEC CORP COMM MOR PA TH CER SE 1995-AEW1
filed 1997-03-28
CIK 1010373

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996


                       Commission file number 33-82354-01

        TRUST CREATED BY CS FIRST BOSTON MORTGAGE SECURITIES CORPORATION
                  (under a Pooling & Servicing Agreement dated
                     as October 1, 1995, which Trust is the
                   issuer of Commercial Mortgage Pass-Through
                         Certificates, Series 1995-AEW1)
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

New York                                                       13-3320910
State or other jurisdiction                                (I.R.S. Employer of
incorporation or organization                              Identification No.)


                  State Street Bank and Trust Company, Trustee
                             2 International Place
                          Boston, Massachusetts 02110
                Attention: Corporate Trust Department (Zip Code)
                            CS First Boston 1995-AEW1
                    (Address of principal executive office)

       Registrant's telephone number, including area code: (617) 664-5750

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act: Not applicable.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_     No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1996: Not applicable.

     Number of shares of common stock as of December 31, 1996: Not applicable.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

                                    PART I

ITEM 1. BUSINESS.

     The Registrant issued Commercial Mortgage Pass-Through Certificates, Series 1995-AEW1 (the "Securities") pursuant to a Pooling and Servicing Agreement dated as of October 1, 1995 (the "Cut-off Date") among CS First Boston Mortgage Securities Corporation, as Depositor, Midland Loan Services, L.P., as Servicer, LaSalle National Bank, as Trustee, and ABN AMRO Bank N.V., as Fiscal Agent of the Trustee (the "Pooling and Servicing Agreement"). The assets of the Trust consist primarily of a pool of 48 fixed rate and 58 adjustable rate mortgage loans (the "Mortgage Loans") having an aggregate principal balance as of the Cut-off Date of approximately $222,815,311.39. The Mortgage Loans are secured by Multi-family and Commercial Properties (each, a "Mortgaged Property"). Security Holders receive Monthly Reports regarding distributions.

     Further information with respect to the performance of the Trust is summarized in the Monthly Reports to Security Holders, which are filed on Form 8-K.

ITEM 2.  PROPERTIES.

      Information regarding the Mortgaged Properties securing the Mortgage Loans is set forth in the Prospectus Supplement and the Monthly Reports to Security Holders, which are filed on Form 8-K. The Trust will acquire title to real estate only upon default of the mortgagors under the Mortgage Loans.
Therefore, this item is inapplicable.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings involving the Trust or, with respect to the Trust or the Mortgage Loans, the Trustee, any custodian, the Servicer or the Depositor, other than ordinary routine litigation incidental to the Trustee's, any custodian's, the Servicer's or the Depositor's duties under the Pooling and Servicing Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of Security Holders during the fiscal year covered by this report.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The  Registrant's  Series  1995-AEW1  Securities  represent   non-recourse
obligations of the Trust, such Trust having assets which consist of the Mortgage Loans. Strictly speaking, Registrant has no "common equity," but for purposes of this Item only, Registrant's Commercial Mortgage Pass-Through Certificates, Series 1995-AEW1 Securities are treated as "common equity."

(a) Market Information. There is no established public trading market for Registrant's Securities. Registrant believes the Securities are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

(b) Holders. The approximate number of registered holders of all classes of Securities as of December 31, 1996 was 11.

(c) Dividends. Not applicable. The information regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information as to distribution to Security Holders is provided in the Monthly Reports to Security Holders for each month of the fiscal year in which a distribution to Security Holders was made.

ITEM 6.  SELECTED FINANCIAL DATA.

     Not Applicable. Because of the limited activities of the Trust information with respect to the performance of the Trust is summarized in the Monthly Reports to Security Holders, which are filed on a monthly basis on Form 8-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Not Applicable. The information required by Item 303 of Regulation S-K is inapplicable because the Trust does not have management per se, but rather the Trust has a Trustee who causes the preparation of the Monthly Reports to Security Holders. Information concerning the Mortgage Loans and distributions to the Security Holders is contained in the Monthly Reports to Security Holders which are filed on Form 8-K, and on the Annual Statement of Compliance and the Annual Servicing Report filed under Item 14 of Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Not Applicable. Information with respect to the Trust is contained in the Monthly Reports to Security Holders filed on a monthly basis on Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     Not Applicable. The Trust does not have officers or directors. Therefore, the information requested by items 401 and 405 of Regulation S-K is inapplicable.

ITEM 11.  EXECUTIVE COMPENSATION.

     Not Applicable. The Trust does not have officers or directors to whom compensation needs to be paid. Therefore, the information requested by item 402 of regulation S-K is inapplicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Security ownership of certain beneficial owners. Not Applicable. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Securities generally do not have the right to vote and are prohibited from taking part in management of the Trust. Therefore, the information requested by item 403(a) of Regulation S-K is inapplicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. (Continued)

     (b) Security ownership of management. Not Applicable. The Trust does not have any officers or directors. Therefore, the information requested by item 403(b) of Regulation S-K is inapplicable.

     (c) Changes in control. Not Applicable. Because Security Holders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than with respect to certain required consents to amendments to the Pooling and Servicing Agreement and the ability of holders of specified amounts of the Securities to act as a group in the event of the occurrence of certain events which if continuing would constitute events of default under the Pooling and Servicing Agreement, the information requested with respect to item 403(c) of Regulation S-K is inapplicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not Applicable. The Trust does not have officers or directors and under the Pooling and Servicing Agreement governing the Trust, the holders of the Securities generally do not have the right to vote. Therefore, the information requested by item 404 of Regulation S-K is inapplicable.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)   The following is a list of documents filed as part of this report:

           EXHIBITS

 4.1       Pooling and Servicing Agreement dated as of October 1,
           1995 (hereby incorporated herein by reference as exhibit to Depositor's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 1995).

99.1 Servicer's Annual Statement as to Compliance for the year ended December 31, 1996 and dated March 10, 1997.

99.2 Independent Auditor's Report on Compliance with the Uniform Single Audit Program for Mortgage Bankers dated February 19, 1997.
________________________________________________________________________________

     (b)  Reports on Form 8-K

          1) Form 8-K dated October 25, 1996, covering Items 5 and 7.

          2) Form 8-K dated November 25, 1996, covering Items 5 and 7.

          3) Form 8-K dated December 26, 1996, covering Items 5 and 7.

     (c) The exhibits required to be filed by Registrant pursuant to item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.

                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
                  WITH REPORTS FILED PURSUANT TO SECTION 15(D)
                    BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No Annual report, proxy statement, form of proxy or other soliciting material has been sent to Security Holders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MIDLAND LOAN SERVICES, L.P., not in its individual capacity but solely as a duly authorized agent of the Registrant pursuant to Section 3.22 of the Pooling and Servicing Agreement dated as of October 1, 1995

                             By:    Midland Data  Systems,  Inc.,  its General
                                    Partner



                                    By:    /s/ Lawrence D. Ashley
                                    Name:  Lawrence D. Ashley
                                    Title: Director of MBS Programs

Date:   March 28, 1997


                                  EXHIBIT INDEX

                                                                SEQUENTIAL
EXHIBIT                         DOCUMENT                        PAGE NUMBER

   4.1                 Pooling and Servicing Agreement
                       dated as of October 1, 1995
                       (hereby incorporated herein by reference as exhibit to Depositor's
                       Current Report on Form 8-K
                       filed with the Securities and
                       Exchange Commission on November
                       4, 1995).

  99.1                 Servicers Annual Statement                      8
                       as to Compliance for the
                       year ended December 31, 1996
                       and dated March 10, 1997.

  99.2                 Independent Auditor's Report                   10
                       on Compliance with the
                       Uniform Single Audit Program
                       for Mortgage Bankers dated
                       February 19, 1997.